Form 10-K
period 2006-12-31
GMACM Home Equity Loan Trust 2006-HE1
filed 2007-03-29
CIK 1357280

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2006
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For Transition period ______________________________


             Commission File Number of issuing entity: 333-125485-33
              GMACM HOME EQUITY LOAN TRUST 2006-HE1 (Exact name of
                   issuing entity as specified in its charter)

                    RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
              (Exact name of depositor as specified in its charter)

                               GMAC MORTGAGE, LLC
               (Exact name of sponsor as specified in its charter)

                                    Delaware
      (State or other jurisdiction of incorporation or organization of the issuing entity)

                             c/o GMAC Mortgage, LLC
                                 100 Witmer Road
                           Horsham, Pennsylvania 19044

           (Address of principal executive offices of issuing entity)
                                  215-682-1000

                     (Telephone number, including area code)

                                      None
                      (I.R.S. Employer Identification No.)

                                       N/A
           (Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|  No  |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |X|  No  |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this Form 10-K. |X|

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer |_| Accelerated  filer |_|  Non-accelerated  filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

                                     PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1: Business.
Item 1A: Risk Factors.
Item 2: Properties.
Item 3: Legal Proceedings.
Item 4: Submission of Matters to a Vote of Security Holders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

None.

ITEM 1114(B)(2) OF REGULATION AB: CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

See Exhibit 99.1.

ITEM 1115(B) OF REGULATION AB: CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

ITEM 1117 OF REGULATION AB: LEGAL PROCEEDINGS.

There are no material pending legal or other proceedings involving the mortgage loans or GMAC Mortgage, LLC, as sponsor, servicer or originator, Residential Asset Mortgage Products, Inc., as depositor, GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity, or other parties described in Item 1117 of Regulation AB, that, individually or in the aggregate, would have a material adverse impact on investors in the notes.

GMAC Mortgage, LLC is currently a party to various legal proceedings arising from time to time in the ordinary course of its business, some of which purport to be class actions. Based on information currently available, it is the opinion of GMAC Mortgage, LLC that the eventual outcome of any currently pending legal proceeding, individually or in the aggregate, will not have a material adverse effect on its ability to perform its obligations in relation to the mortgage loans. No assurance, however, can be given that the final outcome of these legal proceedings, if unfavorable, either individually or in the aggregate, would not have a material adverse impact on GMAC Mortgage, LLC. Any such unfavorable outcome could adversely affect the ability of GMAC Mortgage, LLC to perform its servicing duties with respect to the mortgage loans and potentially lead to the replacement of GMAC Mortgage, LLC with a successor servicer.


                                     PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6:    Selected Financial Data.
Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A:   Quantitative and Qualitative Disclosures about Market Risk.
Item 8:    Financial Statements and Supplementary Data.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Item 9A: Controls and Procedures.

ITEM 9B: OTHER INFORMATION.

None.

                                    PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10:   Directors and Executive Officers of the Registrant.
Item 11:   Executive Compensation.
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:   Certain Relationships and Related Transactions.
Item 14:   Principal Accountant Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB: AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information contemplated by Item 1119 of Regulation AB has been omitted from this report in reliance on the Instruction to Item 1119.

ITEM 1122 OF REGULATION AB: COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

Each of GMAC Mortgage, LLC, JPMorgan Chase Bank, N.A., The Bank of New York Trust Company, N.A. and GMAC Bank (each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a "Report on Assessment"), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. In general in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors' activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors' activities in such Servicing Participant's Report on Assessment. Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors' activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant's policies and procedures to monitor vendor compliance.

Exceptions:

GMAC Mortgage, LLC: The Report on Assessment prepared by GMAC Mortgage, LLC and the related Attestation Report have identified material noncompliance with one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(3)(i)(B) (which contemplates that reports to investors provide information calculated in accordance with the terms specified in the transaction agreements), information required by the transaction agreements was excluded from, or incorrectly reported in, certain of the investor reports. The registrant does not believe these reporting errors had any material impacts or effects on investors and corrective action was completed to address ongoing compliance.

JPMorgan Chase Bank, N.A.: The Reports on Assessment prepared by JPMorgan Chase Bank, N.A. ("JPM") and the related Attestation Reports have identified material instances of noncompliance with two servicing criteria applicable to it. Specifically -

    o with regard to servicing criterion 1122(d)(3)(i) (which contemplates that reports to investors are maintained in accordance with the transaction agreements and applicable SEC requirements), information required by the transaction agreements was excluded from, or incorrectly reported in, certain of the investor reports; and

    o with regard to servicing criterion 1122(d)(3)(ii) (which contemplates that amounts due to investors are allocated and remitted in accordance with the terms set forth in the transaction agreements), certain monthly investor distributions contained errors as to amounts due to certain investors.

JPM indicates in Appendix B to its Report on Assessment that these errors and omissions were corrected and that appropriate measures were taken to avoid similar errors and omissions. We have not independently verified the accuracy of JPM's assertions or the adequacy of its remediation efforts.

Platform-Level Reports:

Regulations of the Securities and Exchange Commission (the "SEC") require that each Servicing Participant complete a Report on Assessment at a "platform" level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. More recent guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant's business model and the transactions in which it is involved.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the SEC's regulations are new and the guidance that is available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

ITEM 1123 OF REGULATION AB: SERVICER COMPLIANCE STATEMENT.

GMAC Mortgage, LLC (as "Servicer") has been identified by the registrant as a servicer with respect to the pool assets held by the Issuing Entity. The Servicer has provided a statement of compliance with its obligations under the servicing agreement applicable to it (a "Compliance Statement") for the period covered by this Form 10-K, signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this Form 10-K. The Compliance Statement has not identified any instance where the Servicer has failed to fulfill its obligations under the applicable servicing agreement in any material respects.


                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

        (a)(1) Not Applicable.

        (a)(2) Not Applicable.

        (a)(3) Not Applicable.

        (b) Exhibits.

EXHIBIT
NUMBER                                   DESCRIPTION
------------    ----------------------------------------------------------------
3.1             Certificate  of  Incorporation  of  Residential  Asset  Mortgage
                Products,  Inc.  (incorporated by reference to the Annual Report on Form 10-K for the period ended  December  31, 2006,  filed by
                RAMP Series  2006-EFC1  Trust with the  Securities  and Exchange
                Commission).
3.2             Bylaws   of   Residential   Asset   Mortgage   Products,    Inc.
                (incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2006, filed by RAMP Series
                2006-EFC1 Trust with the Securities and Exchange Commission).
4.1             Servicing  Agreement,  dated as of March 30,  2006,  among  GMAC
                Mortgage, LLC (formerly GMAC Mortgage Corporation), as servicer, the GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity, and JPMorgan Chase Bank, N.A., as indenture trustee
                (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 14, 2006).
4.2             Trust Agreement, dated as of March 30, 2006, between Residential
                Asset  Mortgage  Products,  Inc., as depositor,  and  Wilmington
                Trust Company, as owner trustee (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 14, 2006).
4.3             Master  Amendment  No.  1  to  Servicing  Agreements  and  Trust
                Agreement,  dated as of August 1, 2006, among GMAC Mortgage, LLC
                (formerly  GMAC Mortgage  Corporation),  as servicer,  the GMACM
                Home Equity Loan Trust 2006-HE1, as the issuing entity (and various Delaware Statutory Trusts), Wells Fargo Bank, National
                Association, The Bank of New York and JPMorgan Chase Bank, N.A., as indenture trustee (incorporated by reference to the Report on Form 8-K/A filed by the Issuing Entity with the Securities and Exchange Commission on September 14, 2006).

4.4 Indenture, dated as of March 30, 2006, between the GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity, and JPMorgan Chase Bank, N.A., as indenture trustee (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 14, 2006).

4.5 Appendix A to the Indenture, dated as of March 30, 2006, between GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity, and JPMorgan Chase Bank, N.A., as indenture trustee (incorporated by reference to the Report on Form 8-K/A filed by the Issuing Entity with the Securities and Exchange Commission on May 17, 2006).
10.1 Mortgage Loan Purchase Agreement, dated as of March 30, 2006, among GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, Walnut Grove Mortgage Loan Trust 2003-A, as seller, Residential Asset Mortgage Products, Inc., as purchaser, GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity, and JPMorgan Chase Bank, N.A., as indenture trustee (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 14, 2006).
10.2 The Financial Guaranty Insurance Policy dated as of March 30, 2006, Policy No. 06030037, issued by Financial Guaranty Insurance Company (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 14, 2006).
31.1 Certification of GMAC Mortgage, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1 Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC as of December 31, 2006, and for the period covered by this Form 10-K.
33.2 Report on Assessment of Compliance with Servicing Criteria of JPMorgan Chase Bank, N.A.
33.3 Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Trust Company, N.A.
33.4 Report on Assessment of Compliance with Servicing Criteria of GMAC Bank as of December 31, 2006, and for the period covered by this Form 10-K.
34.1 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC.
34.2 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to JPMorgan Chase Bank, N.A.
34.3 Attestation Report of Ernst & Young, LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A.

34.4 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Bank.
35.1            Servicer Compliance Statement of GMAC Mortgage, LLC.
99.1 Financial Statements of Financial Guaranty Insurance Company for the Period Ended December 31, 2006.
99.2 HELOC Mortgage Loan Schedule (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 14, 2006).
99.3 HEL Mortgage Loan Schedule (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 14, 2006).
99.4 Subsequent Transfer Agreement, dated as of April 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 27, 2006).
99.5 HELOC Subsequent Mortgage Loan Schedule (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 27, 2006).
99.6 HEL Subsequent Mortgage Loan Schedule (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 27, 2006).
99.7 Subsequent Transfer Agreement (Funding), dated as of May 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on June 7, 2006).
99.8 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on June 7, 2006).
99.9 Subsequent Transfer Agreement (Pre-Funding), dated as of May 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on June 7, 2006).
99.10 HEL Subsequent Mortgage Loan Schedule (Pre-Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on June 7, 2006).
99.11 HELOC Subsequent Mortgage Loan Schedule (Pre-Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on June 7, 2006).
99.12 Subsequent Transfer Agreement (Funding), dated as of July 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 2, 2006).

99.13 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 2, 2006).
99.14 Subsequent Transfer Agreement (Funding), dated as of August 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 29, 2006).
99.15 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 29, 2006).
99.16 Subsequent Transfer Agreement (Funding), dated as of September 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on October 3, 2006).
99.17 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on October 3, 2006).
99.18 Subsequent Transfer Agreement (Funding), dated as of October 25, 2006, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on October 31, 2006).
99.19 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on October 31,
                2006).
99.20 Subsequent Transfer Agreement (Funding), dated as of November 27, 2006, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on November 29, 2006).
99.21 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on November 29,
                2006).
99.22 Subsequent Transfer Agreement (Funding), dated as of December 26, 2006, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 29, 2006).
99.23 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 29,
                2006).

99.24 Subsequent Transfer Agreement (Funding), dated as of February 26, 2007, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on February 28, 2007).
99.25 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on February 28,
                2007).

        (c)    Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2007
                               GMACM HOME EQUITY LOAN TRUST 2006-HE1

                                  By:  GMAC Mortgage, LLC,
                                       as Servicer

                                          By:  /s/ Anthony N. Renzi
                                               Name: Anthony N. Renzi
                                               Title: Executive Vice President

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
------------    ----------------------------------------------------------------
3.1             Certificate  of  Incorporation  of  Residential  Asset  Mortgage
                Products,  Inc.  (incorporated by reference to the Annual Report on Form 10-K for the period ended  December  31, 2006,  filed by
                RAMP Series  2006-EFC1  Trust with the  Securities  and Exchange
                Commission).
3.2             Bylaws   of   Residential   Asset   Mortgage   Products,    Inc.
                (incorporated by reference to the Annual Report on Form 10-K for the  period  ended  December  31,  2006,  filed  by RAMP  Series
                2006-EFC1 Trust with the Securities and Exchange Commission).
4.1             Servicing  Agreement,  dated as of March 30,  2006,  among  GMAC
                Mortgage, LLC (formerly GMAC Mortgage Corporation), as servicer, the GMACM  Home  Equity  Loan  Trust  2006-HE1,  as the  issuing entity,  and JPMorgan  Chase Bank,  N.A.,  as indenture  trustee
                (incorporated  by  reference  to the Report on Form 8-K filed by the Issuing Entity with the  Securities and Exchange  Commission on April 14, 2006).
4.2             Trust Agreement, dated as of March 30, 2006, between Residential
                Asset  Mortgage  Products,  Inc., as depositor,  and  Wilmington
                Trust Company,  as owner trustee  (incorporated  by reference to the  Report on Form 8-K  filed by the  Issuing  Entity  with the
                Securities and Exchange Commission on April 14, 2006).
4.3             Master  Amendment  No.  1  to  Servicing  Agreements  and  Trust
                Agreement,  dated as of August 1, 2006, among GMAC Mortgage, LLC
                (formerly  GMAC Mortgage  Corporation),  as servicer,  the GMACM
                Home Equity  Loan Trust  2006-HE1,  as the  issuing  entity (and various Delaware Statutory Trusts),  Wells Fargo Bank,  National
                Association, The Bank of New York and JPMorgan Chase Bank, N.A.,
                as indenture trustee (incorporated by reference to the Report on
                Form 8-K/A filed by the Issuing  Entity with the  Securities and
                Exchange Commission on September 14, 2006).
4.4             Indenture,  dated as of March 30,  2006,  between the GMACM Home
                Equity Loan Trust 2006-HE1,  as the issuing entity, and JPMorgan
                Chase  Bank,  N.A.,  as  indenture   trustee   (incorporated  by
                reference to the Report on Form 8-K filed by the Issuing  Entity with the Securities and Exchange Commission on April 14, 2006).
4.5             Appendix A to the Indenture, dated as of March 30, 2006, between
                GMACM Home Equity Loan Trust  2006-HE1,  as the issuing  entity,
                and   JPMorgan   Chase  Bank,   N.A.,   as   indenture   trustee
                (incorporated by reference to the Report on Form 8-K/A filed by the Issuing Entity with the Securities and Exchange Commission on May 17, 2006).
10.1            Mortgage  Loan Purchase  Agreement,  dated as of March 30, 2006, among GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, Walnut Grove Mortgage Loan Trust 2003-A, as seller,
                Residential Asset Mortgage Products,  Inc., as purchaser,  GMACM
                Home Equity Loan Trust 2006-HE1, as the issuing entity, and JPMorgan Chase Bank, N.A., as indenture trustee (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 14, 2006).

10.2 The Financial Guaranty Insurance Policy dated as of March 30, 2006, Policy No. 06030037, issued by Financial Guaranty Insurance Company (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 14, 2006).
31.1 Certification of GMAC Mortgage, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1 Report on Assessment of Compliance with Servicing Criteria of GMAC Mortgage, LLC as of December 31, 2006, and for the period covered by this Form 10-K.
33.2 Report on Assessment of Compliance with Servicing Criteria of JPMorgan Chase Bank, N.A.
33.3 Report on Assessment of Compliance with Servicing Criteria of The Bank of New York Trust Company, N.A.
33.4 Report on Assessment of Compliance with Servicing Criteria of GMAC Bank as of December 31, 2006, and for the period covered by this Form 10-K.
34.1 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Mortgage, LLC.
34.2 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to JPMorgan Chase Bank, N.A.
34.3 Attestation Report of Ernst & Young, LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Trust Company, N.A.
34.4 Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to GMAC Bank.
35.1            Servicer Compliance Statement of GMAC Mortgage, LLC.
99.1 Financial Statements of Financial Guaranty Insurance Company for the Period Ended December 31, 2006.
99.2 HELOC Mortgage Loan Schedule (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 14, 2006).
99.3 HEL Mortgage Loan Schedule (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 14, 2006).
99.4 Subsequent Transfer Agreement, dated as of April 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 27, 2006).
99.5 HELOC Subsequent Mortgage Loan Schedule (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 27, 2006).

99.6 HEL Subsequent Mortgage Loan Schedule (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on April 27, 2006).
99.7 Subsequent Transfer Agreement (Funding), dated as of May 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on June 7, 2006).
99.8 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on June 7, 2006).
99.9 Subsequent Transfer Agreement (Pre-Funding), dated as of May 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on June 7, 2006).
99.10 HEL Subsequent Mortgage Loan Schedule (Pre-Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on June 7, 2006).
99.11 HELOC Subsequent Mortgage Loan Schedule (Pre-Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on June 7, 2006).
99.12 Subsequent Transfer Agreement (Funding), dated as of July 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 2, 2006).
99.13 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 2, 2006).
99.14 Subsequent Transfer Agreement (Funding), dated as of August 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 29, 2006).
99.15 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on August 29, 2006).
99.16 Subsequent Transfer Agreement (Funding), dated as of September 25, 2006, by and between GMAC Mortgage, LLC (formerly GMAC Mortgage Corporation), as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on October 3, 2006).
99.17 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on October 3, 2006).

99.18 Subsequent Transfer Agreement (Funding), dated as of October 25, 2006, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on October 31, 2006).
99.19 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on October 31,
                2006).
99.20 Subsequent Transfer Agreement (Funding), dated as of November 27, 2006, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on November 29, 2006).
99.21 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on November 29,
                2006).
99.22 Subsequent Transfer Agreement (Funding), dated as of December 26, 2006, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 29, 2006).
99.23 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on December 29,
                2006).
99.24 Subsequent Transfer Agreement (Funding), dated as of February 26, 2007, by and between GMAC Mortgage, LLC, as seller, and GMACM Home Equity Loan Trust 2006-HE1, as the issuing entity (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on February 28, 2007).
99.25 Subsequent Mortgage Loan Schedule (Funding) (incorporated by reference to the Report on Form 8-K filed by the Issuing Entity with the Securities and Exchange Commission on February 28,
                2007).